Form 10-K
period 2000-12-31
CITIBANK NEVADA NATIONAL ASSOCIATION; CITIBANK SOUTH DAKOTA N A; CITIBANK CREDIT CARD MASTER TRUST I; CITIBANK CREDIT CARD ISSUANCE TRUST
filed 2001-03-30
CIK 839948, 839947, 921864, 1108348

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to ______________


Commission file numbers: 333-80743 and 333-52984


                          CITIBANK (SOUTH DAKOTA), N.A.
                                  on behalf of
                       CITIBANK CREDIT CARD ISSUANCE TRUST
                    (Issuer of the Citiseries Class A notes,
                        Class B notes and Class C notes)

             (Exact name of registrant as specified in its charter)


     United States of America                         46-0358360
     ------------------------                         ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

     701 East 60th Street, North
     Sioux Falls, South Dakota                           57117
     -------------------------                           -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (605) 331-2626

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X  .*   No      .
             -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 C.F.R. 230.405):

         NOT APPLICABLE.

-----------------

      *On April 28, 1989, Citibank (South Dakota), N.A. was issued a no-action letter (the "No-Action Letter") by the Commission with respect to certain reporting requirements pursuant to Section 13 or 15(d) of the Act. This Form 10-K has been prepared in accordance with the terms of the No-Action Letter.

                                     PART I
                                     ------

Item 1. Business.

      Omitted pursuant to the No-Action Letter.

Item 2. Properties.

      The primary asset of Citibank Credit Card Issuance Trust, a Delaware statutory business trust formed on September 12, 2000 (the "issuer") -- and its primary source of funds for the payment of principal of and interest on the notes -- is a collateral certificate issued by Citibank Credit Card Master Trust I (the "master trust") to the issuer. The collateral certificate represents an undivided interest in the assets of the master trust. The master trust's assets consist primarily of credit card receivables arising in a portfolio of revolving credit card accounts.

      Pursuant to Section 907 of the indenture under which the issuer's notes are issued, each month the issuer prepares a monthly issuer's report (the "issuer's report") containing information regarding the issuer's notes, the master trust's assets and the collateral certificate for the related due period and the related payment dates for the notes.

      KPMG LLP has performed certain procedures in connection with the issuer's reports for the months of September 2000 through December 2000. The report issued by KPMG LLP in connection with these issuer's reports is attached hereto as Exhibit 99.1. The issuer's reports for the due periods ending in September 2000 through December 2000 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on October 31, 2000, November 16, 2000, December 18, 2000 and January 26, 2001, respectively. In addition, the Current Report on Form 8-K filed by the master trust with the Commission on January 30, 2001 containing certain financial information as of December 31, 2000 with regard to the master trust, the receivables and the accounts is incorporated by reference.

      KPMG LLP has also performed certain procedures relating to the servicing activities of Citibank (South Dakota), N.A., as servicer of the master trust. The report issued by KPMG LLP in connection with the servicing activities of Citibank (South Dakota), N.A., as servicer of the master trust, attached as
Exhibit 99.1 to the Annual Report on Form 10-K filed by the master trust with the Commission on March 30, 2001, is incorporated by reference.

Item 3. Legal Proceedings.

      The registrant knows of no material pending legal proceedings involving the issuer, the master trust, Citibank (South Dakota), N.A., Citibank (Nevada), National Association or the trustee (in its capacity as such), other than routine litigation incidental to the business of the issuer, the master trust, Citibank (South Dakota), N.A., Citibank (Nevada), National Association or the trustee (in its capacity as such).

Item 4. Submission of Matters to a Vote of Security Holders.

      NONE.

                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      To the best knowledge of the registrant, there is no established public trading market for the notes.

      Each publicly offered subclass of the issuer's notes is represented by one or more notes registered in the name of Cede & Co. ("Cede"), the nominee of The Depository Trust Company ("DTC").

Item 6. Selected Financial Data.

      Omitted pursuant to the No-Action Letter.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

      Omitted pursuant to the No-Action Letter.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Omitted pursuant to the No-Action Letter.

Item 8. Financial Statements and Supplementary Data.

      Omitted pursuant to the No-Action Letter.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     NONE.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant.

      Omitted pursuant to the No-Action Letter.

Item 11. Executive Compensation.

      Omitted pursuant to the No-Action Letter.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      (a) Each publicly offered subclass of the issuer's notes is represented by one or more certificates registered in the name of Cede, the nominee of DTC, and an investor holding an interest in such subclasses of notes is not entitled to receive a note representing such interest except in limited circumstances set forth in the indenture. Accordingly, Cede is the sole holder of record of such notes, which it holds on behalf of brokers, dealers, banks, and other direct participants in the DTC system. Such direct participants may hold notes for their own accounts or for the accounts of their customers. The name and address of Cede is Cede & Co., c/o The Depository Trust Company, 55 Water Street, New York, NY 10041.

     (b) Omitted pursuant to the No-Action Letter.

     (c) Omitted pursuant to the No-Action Letter.

Item 13. Certain Relationships and Related Transactions.

      There have not been, and there are not currently proposed, any transaction or series of transactions, to which the issuer, the master trust, Citibank (South Dakota), N.A., as managing beneficiary, or the trustee, on behalf of the issuer, is a party with any noteholder who owns of record or beneficially more than five percent of the notes.

                                     PART IV
                                     -------


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a)  24.1  Powers of Attorney of Messrs. Greenfield, Kessinger and Kent
            and of Ms. Garry as Directors of Citibank (South Dakota), N.A. are incorporated by reference from Exhibit 24.1 of the registrant's Registration Statement on Form S-3 (File No. 333-52984). Powers of Attorney of Messrs. Johnson and Bender as Directors of Citibank (South Dakota), N.A. are incorporated by reference from Exhibit 24.1 of the registrant's Registration Statement on Form S-3 (File No. 333-80743).

      99.1 Annual Accountant's Report, prepared by KPMG LLP, is attached hereto as Exhibit 99.1.

      99.2 The issuer's reports containing information regarding the notes of the Citiseries, the master trust's assets and the collateral certificate for the due periods ending in September 2000 through December 2000 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on October 31, 2000, November 16, 2000, December 18, 2000 and January 26, 2001,
            respectively.

      99.3 The Current Report on Form 8-K filed by the master trust with the Commission on January 30, 2001 containing certain financial information as of December 31, 2000 with regard to the master trust, the receivables and the accounts is incorporated by reference.

      99.4 The report issued by KPMG LLP relating to the servicing activities of Citibank (South Dakota), N.A., as servicer of the master trust, is incorporated by reference from Exhibit 99.1 of the Annual Report on Form 10-K filed by the master trust with the Commission on March 30, 2001.


 (b)  Omitted pursuant to the No-Action Letter.


 (c)  Omitted pursuant to the No-Action Letter.


 (d)  Omitted pursuant to the No-Action Letter.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CITIBANK (SOUTH DAKOTA), N.A.,
                                  as Managing Beneficiary of
                                  Citibank Credit Card Issuance Trust
                                  (Registrant)


                                  By: /s/ Douglas C. Morrison
                                      ------------------------
                                          Douglas C. Morrison
                                          Vice President


Dated:  March 30, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 30, 2001 in the capacities indicated.


                               /s/ Kendall E. Stork
                               ------------------------
                               Kendall E. Stork
                               President, Chief Executive Officer and a Director (Principal Executive Officer)


                               /s/ Douglas C. Morrison
                               ------------------------
                               Douglas C. Morrison
                               Chief Financial Officer
                               (Principal Financial Officer and
                               Principal Accounting Officer)


                                          *
                               ------------------------
                               Russell R. Greenfield
                               Director


                                          *
                               ------------------------
                               Jerry W. Johnson
                               Director


                                          *
                               ------------------------
                               Donald Bender
                               Director

                                          *
                               ------------------------
                               Kevin M. Kessinger
                               Director


                                          *
                               ------------------------
                               Roger W. Kent
                               Director


                                          *
                               ------------------------
                               Julie A. Garry
                               Director


   * Douglas C. Morrison, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to a power of attorney duly executed by such person and previously filed with the Securities and Exchange Commission.


                                       By: /s/ Douglas C. Morrison
                                           ------------------------
                                               Douglas C. Morrison
                                               Attorney-in-Fact