Form 10-K
period 2005-12-31
CITIBANK NEVADA NATIONAL ASSOCIATION; CITIBANK CREDIT CARD MASTER TRUST I; CITIBANK SOUTH DAKOTA N A
filed 2006-03-29
CIK 839948, 921864, 839947

7

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to ______________


Commission file numbers:  33-41055, 33-43576, 33-62180, 33-77802, 33-84834,
                          33-97664, 33-99328, 333-38803, 333-80743, 333-52984,
                          333-91326, 333-103013 and 333-121228

                  Citibank (South Dakota), National Association
                                  on behalf of
                       Citibank Credit Card Master Trust I
          (Issuer in respect of the Citibank Credit Card Master Trust I
       7.25% Class A Credit Card Participation Certificates, Series 1994-2
       7.50% Class B Credit Card Participation Certificates, Series 1994-2 8.25% Class A Credit Card Participation Certificates, Series 1995-1 8.45% Class B Credit Card Participation Certificates, Series 1995-1 6.55% Class A Credit Card Participation Certificates, Series 1995-9 6.65% Class B Credit Card Participation Certificates, Series 1995-9
   Floating Rate Class A Credit Card Participation Certificates, Series 1996-6 Floating Rate Class B Credit Card Participation Certificates, Series 1996-6 Floating Rate Class A Credit Card Participation Certificates, Series 1997-4 Floating Rate Class B Credit Card Participation Certificates, Series 1997-4
       6.05% Class A Credit Card Participation Certificates, Series 1998-2 6.20% Class B Credit Card Participation Certificates, Series 1998-2
      5.875% Class A Credit Card Participation Certificates, Series 1999-2 6.150% Class B Credit Card Participation Certificates, Series 1999-2
       6.10% Class A Credit Card Participation Certificates, Series 1999-5
       6.30% Class B Credit Card Participation Certificates, Series 1999-5
               Credit Card Participation Certificate, Series 2000
                       (collectively, the "Certificates"))
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


     United States of America                    46-0358360
     ------------------------                    ----------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)


                                                       [cover page 1 of 2 pages]

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
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (605) 331-2626 Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

     Forms 8-A were filed with the Securities and Exchange Commission (the "Commission") registering each Series of the Certificates, other than the Credit Card Participation Certificate, Series 2000, pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Act").

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.   Yes     .   No  X  .
                                                -----      -----

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes     .   No  X  .
                                                         -----      -----

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer      Accelerated filer      Non-accelerated filer  X
                       -----                  -----                      -----

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act).   Yes      .   No   X  .
                                             -----       -----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

         NOT APPLICABLE.


-----------------

     *On April 28, 1989, the registrant was issued a no-action letter (the "No-Action Letter") by the Commission with respect to certain of the registrant's reporting requirements pursuant to Section 13 or 15(d) of the Act. This Form 10-K has been prepared in accordance with the terms of such No-Action Letter.


                                                       [cover page 2 of 2 pages]

                                     PART I
                                     ------

Item 1.  Business.

     Omitted pursuant to the No-Action Letter.

Item 1A.  Risk Factors.

     Not Applicable.

Item 1B.  Unresolved Staff Comments.

     Not Applicable.

Item 2.  Properties.

     Pursuant to Section 3.06 of the Pooling and Servicing Agreement dated as of May 29, 1991, as Amended and Restated as of October 5, 2001 (as amended through the date hereof, the "Pooling Agreement"), relating to the Citibank Credit Card Master Trust I (the "Trust") among Citibank (South Dakota), National Association ("CBSD"), Citibank (Nevada), National Association ("CBNV", CBSD and CBNV collectively, the "Banks") and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as trustee (the "Trustee"), KPMG LLP has performed certain procedures in connection with the Monthly Servicer's Certificates (the "Monthly Certificates") for the months of January 2005 through December 2005. The Monthly Certificates contain information relating to the receivables (the "Receivables") and the accounts from which the Receivables arise (the "Accounts") and are prepared by the Servicer and delivered to the Trustee pursuant to Section 3.04(b) of the Pooling Agreement. The reports issued by KPMG LLP in connection with the servicing activities of CBSD, as servicer (in such capacity, the "Servicer"), are attached hereto as Exhibit 99.1. The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 2005 through December 2005 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 15, 2005, March 15, 2005, April 15, 2005, May 16, 2005, June 15, 2005, July 15, 2005, August 15, 2005, September 15, 2005,
October 17, 2005, November 15, 2005, December 23, 2005, and January 17, 2006, respectively. In addition, the registrant's Current Report on Form 8-K filed with the Commission on January 26, 2006 containing financial information with regard to the Trust, the Receivables and the Accounts as of, and for the year ended in, December 2005 is incorporated by reference.

     Pursuant to Section 3.05 of the Pooling Agreement, the Servicer has certified to the Trustee as to the performance of its obligations under the Pooling Agreement throughout the calendar year ended December 31, 2005. This certificate is attached hereto as Exhibit 99.2.

Item 3. Legal Proceedings.

     CBSD, some of its affiliates as well as Visa U.S.A. Inc., Visa International Service Association, MasterCard International Incorporated and other banks are defendants in a consolidated class action lawsuit (IN RE CURRENCY CONVERSION FEE ANTITRUST LITIGATION) pending in the U.S. District Court for the Southern District of New York, which seeks unspecified damages and injunctive relief. The action, brought on behalf of certain United States holders of VISA, MasterCard and Diners Club branded general purpose credit cards who used those cards since March 1, 1997 for foreign currency transactions, asserts, among other things, claims for alleged violations of (i) Section 1 of the Sherman Act, (ii) the Federal Truth-in-Lending Act (TILA), and (iii) as to CBSD, the South Dakota Deceptive Trade Practices Act. On October 15, 2004, the District Court granted the plaintiffs' motion for class certification of their Sherman Act and TILA claims but denied the motion as to the South Dakota Deceptive Trade Practices Act claim against CBSD. On March 9, 2005, the District Court granted in part and denied in part defendants' motions for reconsideration of certain aspects of the October 15, 2004 rulings. Among other things, the District Court narrowed the antitrust classes to certain VISA-branded or MasterCard-branded cardholders of CBSD and J.P. Morgan Chase & Co. On December 7, 2005, the District Court certified a Diners Club damages subclass, as well as Diners' antitrust and TILA injunctive relief subclasses. The Citigroup defendants, J.P. Morgan Chase & Co. and the plaintiffs have appealed certain aspects of the District Court's class action rulings.

     Except as described in the preceding paragraph, the registrant knows of no material pending legal proceedings involving the Trust, CBSD, CBNV or the Trustee (in its capacity as such), other than routine litigation incidental to the business of the Trust, CBSD, CBNV or the Trustee (in its capacity as such).

Item 4. Submission of Matters to a Vote of Security Holders.

     None.


                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     To the best knowledge of the registrant, there is no established public trading market for the Certificates.

     Each class of Certificates, other than the Credit Card Participation Certificate, Series 2000, is represented by one or more certificates registered in the name of Cede & Co. ("Cede"), the nominee of The Depository Trust Company ("DTC"). The Credit Card Participation Certificate, Series 2000, is represented by a single certificate registered in the name of Citibank Credit Card Issuance Trust.

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

Item 9A. Controls and Procedures.

     Not Applicable.

Item 9B. Other Information.

     None.


                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant.

     Omitted pursuant to the No-Action Letter.

Item 11. Executive Compensation.

     Omitted pursuant to the No-Action Letter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Each class of Certificates, other than the Credit Card Participation Certificate, Series 2000, is represented by one or more certificates registered in the name of Cede, the nominee of DTC, and an investor holding an interest in such classes of Certificates is not entitled to receive a certificate representing such interest except in limited circumstances set forth in the Pooling Agreement. Accordingly, Cede is the sole holder of record of such Certificates, which it holds on behalf of brokers, dealers, banks, and other direct participants in the DTC system. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The name and address of Cede is Cede & Co., c/o The Depository Trust Company, 55 Water Street, New York, NY 10041.

     The Credit Card Participation Certificate, Series 2000, is represented by a single certificate, representing 100% of the principal amount of such series of Certificates, and is registered in the name of Citibank Credit Card Issuance Trust. The name and address of the sole holder of record of such series of Certificates is

          Citibank Credit Card Issuance Trust
          c/o Citibank (South Dakota), National Association,
             as Managing Beneficiary
          701 East 60th Street, North
          Mail Code 1251
          Sioux Falls, South Dakota 57117

Item 13. Certain Relationships and Related Transactions.

     There have not been, and there are not currently proposed, to the best knowledge of the registrant, any transaction or series of transactions, to which the Trust, CBSD, as a seller or servicer, CBNV, as a seller, or the Trustee, on behalf of the Trust, is a party with any Certificateholder who owns of record or beneficially more than five percent of the Certificates.

Item 14. Principal Accountant Fees and Services.

     Not applicable.


                                     PART IV
                                     -------

Item 15. Exhibits and Financial Statement Schedules.

 (a) 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission.

      99.1 Reports on the activities of CBSD, as Servicer, prepared by KPMG LLP pursuant to Section 3.06 of the Pooling Agreement.

      99.2 Annual Compliance Certificate of the Servicer delivered pursuant to
           Section 3.05 of the Pooling Agreement.

      99.3 The Monthly Certificates containing information relating to the Receivables and the Accounts for the Due Periods ending in January 2005 through December 2005 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 15, 2005, March 15, 2005, April 15, 2005,
           May 16, 2005, June 15, 2005, July 15, 2005, August 15, 2005,
           September 15, 2005, October 17, 2005, November 15, 2005,
           December 23, 2005, and January 17, 2006, respectively.

     99.4 The registrant's Current Report on Form 8-K filed with the
          Commission on January 26, 2006 containing financial information with regard to the Trust, the Receivables and the Accounts as of, and for the year ended in, December 2005 is incorporated by reference.

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

                                    CITIBANK (SOUTH DAKOTA),
                                          NATIONAL ASSOCIATION,
                                    as Servicer
                                    (Registrant)


                                     By: /s/ Douglas C. Morrison
                                         -----------------------------
                                             Douglas C. Morrison
                                             Vice President

Dated:  March 29, 2006